Form 10QSB/A
period 2001-10-31
TRACKER CAPITAL CORP
filed 2002-01-22
CIK 1128120

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 AMENDED FORM 10-QSB
(Mark One)

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
                                  (U.S. DOLLARS)

                                        FISCAL YEAR       6 MONTHS ENDED
                                    ENDED OCTOBER 31,       April 30,
                                          2000              2001
                                                          (UNAUDITED)


ASSETS
CURRENT ASSETS
  Cash and bank                           $       -             $      -
-------------------------------------------------------------------------

INCORPORATION COSTS                             725                  725
-------------------------------------------------------------------------
TOTAL ASSETS                              $     725            $     725
=========================================================================


LIABILITIES
CURRENT LIABILITIES
  Accounts payable                        $     500           $      700
-------------------------------------------------------------------------
TOTAL LIABILITIES                               500                  700
-------------------------------------------------------------------------

SHAREHOLDERS' EQUITY (DEFICIT)

SHARE CAPITAL
AUTHORIZED:
 1,000,000 common shares with a
  par value of $.001 each
ISSUED AND OUTSTANDING
725,000 common shares with a par
  value of $0.001 at April 30,
  2001 and at October 31, 2000                  725                  725
-------------------------------------------------------------------------
                                                725                  725
Deficit Accumulated During the
  Development stage                           (500)                (700)
-------------------------------------------------------------------------
                                               225                    25
-------------------------------------------------------------------------

                                          $     725           $      725
=========================================================================

CONTINUING OPERATIONS (NOTE 1)

                            TRACKER CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                                STATEMENT OF LOSS
                                  (U.S. DOLLARS)
                                   (UNAUDITED)



                                            3 months ended    6 months ended
                                             April 30,         April 30,
                                               2001            2001


EXPENSES
  Expenses                                   $         -     $      -
  Legal                                               100         200
-----------------------------------------------------------------------

NET EARNINGS (LOSS) FOR THE PERIOD           $      (100)        (200)
=======================================================================

BASIC AND DILUTED LOSS PER SHARE             $  (0.0001)     $ (0.0003)
-----------------------------------------------------------------------


WEIGHTED AVERAGE SHARES OUTSTANDING              725,000        725,000
-----------------------------------------------------------------------

                            TRACKER CAPITAL CORP.
                            (A DELAWARE CORPORATION)
                          (A DEVELOPMENT STAGE COMPANY)
                             STATEMENT OF CASH FLOW
                                 (U.S. DOLLARS)
                                   (UNAUDITED)



                                             3 months ended   6 months ended
                                              April 30,         April 30,
                                               2001               2001

CASH PROVIDED BY (USED IN)

OPERATIONS
  Net Loss for period                          $  (100)         $   (200)
---------------------------------------------------------------------------
  Net change in non-cash working
    capital balances

    Accounts payable                               100               200
---------------------------------------------------------------------------

Net cash used in operating activities                -                 -
---------------------------------------------------------------------------

INVESTING
  Incorporation costs                                -                -
---------------------------------------------------------------------------

FINANCING
  Issuance of capital stock                          -                -
---------------------------------------------------------------------------
CHANGE IN CASH FOR PERIOD                            -                -

CASH, BEGINNING OF PERIOD                            -                -
---------------------------------------------------------------------------
CASH, END OF PERIOD                            $      -         $     -
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

4.     Income taxes

The Company has net operating losses which may give rise to future tax benefits of approximately $700 as of April 30, 2001. To the extent not used, net operating loss carryforwards expire in beginning in the year
2015. Income taxes are accounted for in accordance with Statement of Financial Accounting Standards No.109 (SFAS 109). Under this method, deferred income taxes are determined based on differences between the tax basis of assets and liabilities and their financial reporting amounts at each year end, and are measured based on enacted tax rates and laws that will be in effect when the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. No provision for income taxes is included in the statement due to its immaterial amount.

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

Dated:  January 22, 2002